Form 10KSB
period 2005-12-31
R&R ACQUISITION IV, INC
filed 2006-04-11
CIK 1348158

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-51740
_____________________________________________

R&R Acquisition IV, Inc.

(Exact name of registrant as specified in its charter)

_______________________________________________

Delaware	83-0424485
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Kirk M. Warshaw
47 School Avenue
Chatham, New Jersey	07928
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
973-635-4047
_______________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
________________________________
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒ .

The Company’s revenues for fiscal year ended December 31, 2005 were $0.

As of April 7, 2006, there were 2,500,000 shares of common stock outstanding, none of which were held by non-affiliates, or eligible for trading on any market.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of R&R Acquisition IV, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Business.

Introduction

R&R Acquisition IV, Inc. (“we”, “our”, “us”, the "Company" or the "Registrant") was incorporated in the State of Delaware and maintains principal offices at 47 School Avenue, Chatham, New Jersey 07928. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and since the effectiveness of its registration statement on Form 10-SB on March 20, 2006, has begun efforts to identify a business combination.

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), also is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business.

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

Other than Arnold P. Kling and Kirk M. Warshaw, our President and Chief Financial Officer, respectively, the Company currently has no employees. Neither of our officers receives any cash compensation, and each provides services on an as-needed basis.

RISK FACTORS

The information in this Form 10-KSB contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “hopes,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. In evaluating these statements, readers should specifically consider various factors, including the risks outlined below. These factors may cause the Company’s actual results to differ materially from any forward-looking statement.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, Mr. Kling and Mr. Warshaw, our officers and sole director, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholders are, and may in the future, be affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC (“Rodman & Renshaw”), a registered broker-dealer and affiliate of our majority stockholder, may act as our investment banker, placement agent or financial consultant to the Company or an acquisition candidate in connection with a potential business combination transaction and may receive a fee for such services. We cannot assure you that conflicts of interest among us, Rodman & Renshaw and our stockholders will not develop.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We will be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of an identified business opportunity. We cannot assure you that we will be successful in locating candidates with established operating histories. In the event we complete a business combination with a privately held company, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate and consummate a business combination.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into and consummating a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude business acquisitions. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock.

Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment. Further, shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Our business will have no revenues unless and until we merge with or acquire an operating business.

         We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

         Our Certificate of Incorporation authorizes the issuance of a maximum of 75,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of common stock.

In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of common stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

       The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. It may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There is no public market for our common stock, nor have we ever paid dividends on our common stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act. Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Item 2. Property.

The Company operates from offices which are owned by an affiliated company of Kirk M. Warshaw, our Chief Financial Officer and Secretary, for no rent, on a month-to-month basis. The Company does not own, nor intends to invest in any real property. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 85,000,000 shares of capital stock, of which 75,000,000 are shares of common stock, par value $.0001 per share (the "Common Stock"). As of the date hereof, 2,500,000 shares of Common Stock are issued and outstanding, and there are three holders of record of the Common Stock.

The Common Stock is not listed on a publicly-traded market.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Recent Sales of Unregistered Securities

The Registrant issued 1,000,000 shares of Common Stock on March 29, 2005, to R&R Investments IV, LLC, for cash consideration of $.0001 per share for an aggregate investment of $100. On October 24, 2005, R&R Investments IV, LLC made an additional cash capital contribution of $24,800. On October 31, 2005, the Registrant issued an additional 1,000,000 shares of Common Stock to R&R Investments IV, LLC, for cash consideration of $.0001 per share for an aggregate investment of $100. Also on October 31, 2005, the Company issued 400,000 shares of Common Stock to Arnold P. Kling for cash consideration of $.0001 per share and 100,000 shares of Common Stock to Kirk M. Warshaw for cash consideration of $.0001 per share, for an aggregate investment of $40 and $10, respectively. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

All purchasers represented in writing that they acquired the securities for their own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operations

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to locate suitable acquisition or merger candidates. The Company may need additional cash advances from stockholders to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition or merger transactions. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

The operating expenses of approximately $31,000 for the period from February 14, 2005 (Date of Inception) to December 31, 2005 resulted primarily from accounting/auditing and legal expenses. Because virtually none of these expenses were paid during the period ended December 31, 2005, the approximate $25,000 of cash that the Company realized during the period from the sale of stock and from other capital contributions was largely intact on December 31, 2005. However, the Company’s current liabilities of approximately $31,000 exceeded the Company’s cash balance of $25,000 by approximately $6,000. As noted, the Company expects to meet is cash requirements with additional cash advances from stockholders.

The Company’s current liability includes a loan from an affiliated company that is also a shareholder of the Company in the amount of $15,500. The loan is non-interest bearing and payable on demand.

Item 7. Financial Statements.

R&R ACQUISITION IV, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS
____________________________________________________________________________________________________________________________________________

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheet as of December 31, 2005	F-2

Statement of Operations for the period from February 14, 2005 (Date of Inception) to December 31, 2005	F-3

Statement of Changes in Stockholders’ Deficiency for the period from February 14, 2005 (Date of Inception) to December 31, 2005	F-4

Statement of Cash Flows for the period from February 14, 2005 (Date of Inception) to December 31, 2005	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 to F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
R&R ACQUISITION IV, INC.

We have audited the accompanying balance sheet of R&R ACQUISITION IV, INC. (A development stage company) (the “Company”) as of December 31, 2005 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the period from February 14, 2005 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R&R ACQUISITION IV, INC. (a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for the period from February 14, 2005 (Date of Inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York
April 5, 2006

R&R ACQUISITION IV, INC.
(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 2005

 ASSETS

CURRENT ASSETS:
Cash and cash equivalents (TOTAL ASSETS)	$25,016

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$15,500
Loan payable- related party	15,500
TOTAL CURRENT LIABILITIES	31,000

COMMITMENTS AND CONTINGENCIES	--

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	--
Common stock, $.0001 par value; 75,000,000 shares authorized, 2,500,000 shares issued and outstanding	250
Additional paid-in capital	24,800
Deficit accumulated during the development stage	(30,984)
Common stock subscribed	(50)

TOTAL STOCKHOLDERS’ DEFICIENCY	(5,984)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$25,016

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION IV, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
For the Period from February 14, 2005 (Date of Inception) to December 31, 2005

Professional fees		$18,500
Formation and other costs		12,484

NET LOSS		$(30,984)

Weighted average number of common shares		1,151,563

Net loss per share:
basic and diluted common share	$	(0.03)

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION IV, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Period from February 14, 2005 (Date of Inception) to December 31, 2005

				Deficit
				Accumulated
			Additional	During the	Common	Total
	Common Stock		Paid - In	Development	Stock	Stockholders’
	Shares	Amount	Capital	Stage	Subscribed	Deficiency
Common shares issued	1,000,000	$100	$--	$--	$(100)	$--
(March 29, 2005 $0.0001 per share)

Cash receipt for common stock subscribed	--	--	--	--	100	$100
(October 24, 2005)

Contributed capital, October 24, 2005	--	--	24,800	--	--	$24,800

Issuance of common stock for subscription	500,000	50	--	--	(50)	$--
(October 31, 2005 $0.0001 per share)

Common shares issued
(October 31, 2005 $0.0001 per share)	1,000,000	100	--	--	--	$100

Net loss	--	--	--	(30,984)	--	$(30,984)

Balance at December 31, 2005	2,500,000	$250	$24,800	$(30,984)	$(50)	$ (5,984)

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION IV, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
For the Period from February 14, 2005 (Date of Inception) to December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,984)
Changes in operating assets and liabilities:
Increase in accrued expenses	15,500
NET CASH USED IN OPERATING ACTIVITIES	(15,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	200
Contributed capital from stockholder	24,800
Proceeds from related party loan	15,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,016

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$--
CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,016

NON-CASH FINANCING ACTIVITIES:
Common stock subscribed	$50

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION IV, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

R&R AQUISITION IV, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business As of April 5, 2006, the Company had not yet commenced any operations.

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a company as “a development stage company” that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued ‘penny stock,’ as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Development Stage Company

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Companies." The Company is subject to a number of risks similar to those of other companies in an early stage of development.

Income Taxes

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At December 31, 2005, the Company has a net operating loss carry forward of approximately $31,000 which will expire in 2025. Based on the fact that the Company has not generated revenues since inception, the deferred tax asset of approximately $12,100 has been offset by a full valuation allowance.

The effective tax rate differs from the statutory rate of 34% due to the increase of the valuation allowance for the period from February 14, 2005 (Date of inception) to December 31, 2005.

R&R ACQUISITION IV, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - Summary of Significant Accounting Policies - Continued

Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

NOTE 3 - Loan Payable - Related Party

The Company has a loan payable of $15,500 to an affiliated company that is a stockholder of the Company. The loan is non-interest bearing and is payable on demand. The loan is uncollateralized.

NOTE 4 - Common Stock

On March 29, 2005, the Company sold 1,000,000 shares of its common stock to an accredited related party investor pursuant to a Private Placement Offering for a common stock subscription of $100.

On October 24, 2005, the Company received $100 as full payment for the issuance of 1,000,000 shares of the Company’s common stock. On that date, the stockholder also contributed an additional $24,800 to the Company.

On October 31, 2005, the Company sold 500,000 shares of its common stock for $ 50, at par value. The common stock was sold to two accredited related party investors pursuant to a Private Placement Offering at par value.

On October 31, 2005, the Company sold 1,000,000 shares of its common stock to an accredited related party investor pursuant to a Private Placement Offering for $100, at par value. This investor had previously purchased 1,000,000 shares of the Company’s common stock on March 29, 2005.

NOTE 5 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2005, the Company has not issued or designated any preferred stock.

NOTE 6 - New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 7 - Commitments and Contingencies

Litigation
The Company may be involved in litigation through the normal course of its business purpose. The Company believes that the resolution of these unforeseen matters will not have a material adverse effect on the financial position of the Company.

Office Space
The Company utilizes the office space and equipment of its officer and director at no cost on a month to month basis. Management estimates such amounts to be diminimus.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2005, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

Part III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s sole director and executive officers for the fiscal year ended December 31, 2005:

Name	Age	Position	Term
Arnold P. Kling	47	President and Director	November 5, 2005 thru Present
Kirk Warshaw	48	Secretary and Chief Financial Officer	November 5, 2005 thru Present
Benjamin Bowen	45	President, Secretary and Director	May 19, 2005 thru November 5, 2005

Arnold P. Kling, 47. Mr. Kling has served as a Director and President of the Company since November 5, 2005. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the President of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and General Counsel of Buckeye Communications, Inc., a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a Director and President of Twin Lakes, Inc., R&R Acquisition II, Inc., R&R Acquisition III, Inc. and R&R Acquisition V, Inc. (each a publicly reporting, non-trading company), Entrust Financial Services, Inc. (OTCBB:ENFN), and 24 Holdings, Inc. (OTCBB:TFHD).

Kirk M. Warshaw, 48. Mr. Warshaw has served as the Chief Financial Officer and Secretary of the Company since November 5, 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of Controller, Chief Financial Officer, President, and Chief Executive Officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the Chief Financial Officer of Entrust Financial Services, Inc. (OTCBB:ENFN), the Chief Financial Officer and Director of 24 Holdings, Inc. (OTCBB:TFHD), a Director of Empire Financial Holding Company (AMEX:EFH), Chief Financial Officer of Twin Lakes, Inc. (a publicly reporting, non-trading company), Chief Financial Office and Secretary of R&R Acquisition II, Inc., R&R Acquisition III, Inc. and R&R Acquisition V, Inc. (each a publicly reporting, non-trading company), and a Director of two privately owned entities.

Benjamin Bowen, 45. Mr. Bowen served as the President, Secretary and sole director of the Company from inception through November 5, 2005. He currently serves as a Director, Investment Banking, at Rodman & Renshaw. He brings industry-based experiences and insights to Rodman & Renshaw’s financial services and investment banking practice. His previous experience includes a position as Director, Biological Sciences, at Acumen Sciences, a retained advisory services firm focused on the life sciences industries, as well as fourteen years in pharmaceutical research and research management at Genentech, CIBA-Geigy, and Novartis. At Novartis, he led numerous discovery teams of increasing responsibility, finally serving as global head of target discovery research in the metabolic and cardiovascular disease area. Bowen holds a BA from Hamline University and a Ph.D. in Organic Chemistry from the Massachusetts Institute of Technology.

The term of office of each director expires at the Company's annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

(b) Significant Employees. None.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(e) The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC of forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the period from February 14, 2005 (Date of Inception) to December 31, 2005 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and sole director serves in all the above capacities.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the period from February 14, 2005 (Date of Inception) to December 31, 2005.

Name and Position	Year	Annual Compensation
Arnold P. Kling, President and Director	2005	None
Kirk Warshaw, Secretary and Chief Financial Officer	2005	None
Benjamin Bowen, President, Secretary and Director	2005	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors' expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of April 7, 2006, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Arnold P. Kling (1) 712 Fifth Avenue, 11th Floor New York, New York 10019	400,000	16%
Kirk Warshaw (2) 47 School Avenue Chatham, New Jersey 07928	100,000	4%
R&R Investments IV, LLC 1270 Avenue of Americas, 16th Floor New York, New York 10020	2,000,000	80%
All Directors and Officers as a Group (2 individuals)	500,000	20%
________________________________________

(1)	Mr. Kling is the President and sole director of the Company.
(2)	Mr. Warshaw is the Secretary and Chief Financial Officer of the Company.

Item 12. Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its Chief Financial Officer and Secretary at no cost. Management estimates such amounts to be diminimus.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits and Reports on Form 8-K.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amendment to Certificate of Incorporation

*3.3	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 19, 2006, and incorporated herein by this reference.

(b)	Reports on Form 8-K

None.

Item 14. Principal Accountant Fees and Services

During the period from February 14, 2005 (Date of Inception) to December 31, 2005, we retained Marcum & Kliegman LLP to provide services as follows:

*2005 Fees	Amount
Audit Fees (1)	$6,500
Audit-Related Fees (2)	-
Tax Fees (3)	-
All Other Fees (4)	-

* We commenced business operations in February 2005; therefore there is no information to report for fiscal 2004.

(1)	Comprised of the audit of our financial statements for the period from February 14, 2005 (Date of Inception) to September 30, 2005.
(2)	Comprised of services rendered in connection with our capital raising efforts, registration statement and consultations regarding financial accounting and reporting.
(3)	Comprised of services for tax compliance, tax return preparation, tax advice and tax planning.
(4)	Fees related to other filings with the SEC, including consents.

Pre-Approval Policy

We do not maintain an audit committee. Our Board as a whole pre-approves all services provided by Marcum & Kliegman LLP and has concluded that such services are compatible with Marcum & Kliegman LLP’s independence as our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION IV, INC.

Date: April 10, 2006	By:	/s/ Arnold P. Kling
Arnold P. Kling
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Kirk Warshaw	Secretary and	April 10, 2006
Kirk Warshaw	Chief Financial Officer