Form 10QSB
period 2006-09-30
R&R ACQUISITION IV, INC
filed 2006-10-12
CIK 1348158

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to _____

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

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |  |.

State the number of shares outstanding of issuer’s common equity as of the last practicable date: As of October 12, 2006, there were 2,500,000 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): Yes [  ] No [X]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

R&R ACQUISITION IV, INC.
(A Development Stage Company)

- INDEX -

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS	Page

Condensed Balance Sheet as of September 30, 2006	2

Condensed Statements of Operations for the Three Months and Nine Months	3
Ended September 30, 2006, for the Three Months Ended
September 30, 2005 and for the period from February 14, 2005 (Date of Inception)
to September 30, 2005 and for the period from February 14, 2005 (Date of Inception)
to September 30, 2006

Condensed Statements of Cash Flows for the Nine Months Ended	4
September 30, 2006 and for the period from February 14, 2005 (Date of Inception)
to September 30, 2005 and for the period from February 14, 2005 (Date of Inception)
to September 30, 2006

NOTES TO CONDENSED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR	6
PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES	8

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	8
ITEM 2. UNREGISTERED SALES IN EQUITY SECURITIES AND
USE OF PROCEEDS	8
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	8
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS	8
ITEM 5. OTHER INFORMATION	8
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	9

SIGNATURES	10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R ACQUISITION IV, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET
September 30, 2006
(unaudited)

ASSETS

Current Assets
Cash and cash equivalents (TOTAL ASSETS)	$20,280

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued expenses	$4,000
Loan payable - related party	41,630
TOTAL CURRENT LIABILITIES	45,630

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000
shares authorized, none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000
shares authorized, 2,500,000 issued and outstanding	250
Additional paid-in capital	24,800
Deficit accumulated during the development period	(50,400)

TOTAL STOCKHOLDERS' DEFICIENCY	(25,350)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$20,280

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition IV, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

				For the period from	For the period from
				February 14, 2005	February 14, 2005
			Nine Months	(Date of Inception)	(Date of Inception)
	Three Months Ended		Ended	to	to
	September 30,		September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
Expenses
Professional fees	$2,500	$-	$17,000	$-	$35,500
Formation and other costs	(130)	12,500	2,416	12,500	14,900
Net Loss	$(2,370)	$(12,500)	$(19,416)	$(12,500)	$(50,400)

Weighted average number of common shares	2,500,000	1,000,000	2,500,000	811,404
Net loss per share:
basic and diluted common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition IV, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

		For the period from	For the period from
		February 14, 2005	February 14, 2005
	Nine Months	(Date of Inception)	(Date of Inception
	Ended	to	to
	September 30,	September 30,	September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,416)	$(12,500)	$(50,400)
Changes in operating assets and liabilities
(Decrease) increase in accrued expenses	(11,500)	-	4,000
NET CASH USED IN OPERATING ACTIVITIES	(30,916)	(12,500)	(46,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	200
Payment of stock subscription	50		50
Contributed capital	-	-	24,800
Proceeds from related party loan	26,130	12,500	41,630
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,180	12,500	66,680

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,736)	-	20,280

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,016	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,280	$-	$20,280

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common stock for a subscription receivable	$-	$100	$-

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition IV, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION IV, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of September 30, 2006, the Company had not yet commenced any operations.

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

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of and for the period ended September 30, 2006. The results of operations for the three months ended September 30, 2006 and 2005, the nine months ended September 30, 2006 and for the period February 14, 2005 (Date of Inception) to September 30, 2005, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

NOTE 4 - Loan Payable - Related Party

The Company has a loan payable of $41,630 to an affiliated company that is also a stockholder of the Company. The loan is non-interest bearing and is payable on demand. The loan is uncollateralized.

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

Plan of Operation

Since our inception on February 14, 2005 our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements with any prospective business combination candidates nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

Continuing Operating Expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

We currently do not have any business operations and have no revenues during the three months ended September 30, 2006. Total expenses for the three months ended September 30, 2006 were $2,370. These expenses primarily constituted professional fees. The Company incurred operating expenses during the three months ended September 30, 2005 of $12,500 which were primarily professional fees related to forming the Company.

Continuing Operating Expenses for the nine months ended September 30, 2006 compared to the period from February 14, 2005 (Date of Inception) to September 30, 2005.

We currently do not have any business operations and have no revenues during the nine months ended September 30, 2006. Total expenses for the nine months ended September 30, 2006 were $19,416. These expenses constituted primarily professional and filing fees. The Company incurred operating expenses during the period from February 14, 2005 (Date of Inception) to September 30, 2005 of $12,500 which were primarily professional fees related to forming the Company.

Liquidity and Capital Resources

The Company does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company. At September 30, 2006, the Company had cash of $20,280 and a negative working capital position of $25,350.

The Company's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that the Company engages in any merger or other combination with an operating company, it will have additional material commitments. Although the Company, from time to time, is engaged in discussions with operating companies regarding a merger or other combination, no assurances can be made that it will engage in any business merger or other business combination with an operating company within the next twelve months.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2006.

ITEM 3. CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2006. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006

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

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION IV, INC.

Dated: October 12, 2006	By:	/s/ Arnold P. Kling
Arnold P. Kling
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Kirk M. Warshaw	Secretary and	October 12, 2006
Kirk M. Warshaw	Chief Financial Officer