Form 10KSB
period 2006-12-31
R&R ACQUISITION IV, INC
filed 2007-03-21
CIK 1348158

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-51740
_____________________________________________

R&R Acquisition IV, Inc.

(Name of small business registrant in its charter)

_______________________________________________

Delaware	83-0424485
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o I. Steven Edelson
1372 Shermer Road
Northbrook, IL	60062
(Address of principal executive offices)	(zip code)

Registrant’s telephone number:
847-509-3711
_______________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
________________________________
(Title of Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐ .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒ .

The registrant’s revenues for fiscal year ended December 31, 2006 were $0.

As of March 13, 2007, there were 12,500,000 shares of common stock outstanding, none of which were held by non-affiliates, or eligible for trading on any market.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format: Yes  ☐ No ☒

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of R&R Acquisition IV, Inc., or the company, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. Although the company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the company or any other person that the objectives and plans of the company will be achieved.

PART I

Item 1. Description of Business.

Introduction

R&R Acquisition IV, Inc. (“we”, “our”, “us”, the “company” or the “registrant”) was incorporated in the State of Delaware on February 14, 2005. Since inception, the company has been engaged in organizational efforts and obtaining initial financing. The company was formed as a vehicle to pursue a business combination and since the effectiveness of its registration statement on Form 10-SB on March 20, 2006, has begun efforts to identify a business combination.

The Company, based on proposed business activities, is a “blank check” company. The Securities and Exchange Commission, or the SEC, defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, or the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The company, as defined in Rule 12b-2 under the Exchange Act, also qualifies as a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Employees

Other than I. Steven Edelson and James Goodwin, our co-chairman, and Richard Poulton, our chief financial officer, the company currently has no employees.

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

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, Mr. Edelson, an officer and director, is currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies, with which he and affiliates of our minority stockholders are, and may in the future, be affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC or Rodman & Renshaw, a registered broker-dealer and affiliate of our minority stockholder, may act as our investment banker, placement agent or financial consultant to the company or an acquisition candidate in connection with a potential business combination transaction and may receive a fee for such services. We cannot assure you that conflicts of interest among us, Rodman & Renshaw and our stockholders will not develop.

Our business is difficult to evaluate because we have no operating history.

As the company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to consummate a business combination. The company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of an identified business opportunity. While management intends to seek business combinations, we cannot assure you that we will be successful in locating candidates with established operating histories. In the event we complete a business combination with a privately held company, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate and consummate a business combination.

While seeking a business combination, management anticipates devoting very limited time to the company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the company completes a business combination with an operating business and the company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under~~,~~ the Securities Act and any other applicable federal or state securities laws or regulations Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000. This letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form SB-2 or Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a registration statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act, which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or “primary” public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our common stock.

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

Item 2. Description of Property.

The company operates from offices which are owned by an affiliated company of I. Steven Edelson, our chief executive officer, co-chairman and director, for no cost, on a month-to-month basis. The company does not own any real property. The company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

The company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters,

Common Stock

Our Certificate of Incorporation authorizes the issuance of an aggregate of 85,000,000 shares of capital stock, of which 75,000,000 are shares of common stock, par value $.0001 per share or the Common Stock. As of the date hereof, 12,500,000 shares of Common Stock are issued and outstanding, and there are four holders of record of the Common Stock.

The Common Stock is not listed on a publicly-traded market.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share or the Preferred Stock. The company has not yet issued any of its preferred stock.

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

Recent Sales of Unregistered Securities

Pursuant to a common stock purchase agreement entered into on November 17, 2006, the company sold 10,000,000 shares of its common stock to MAP III LLC, an Illinois limited liability company, in exchange for aggregate gross proceeds to the company of $66,000. As a condition of the sale, the company agreed that it would discharge all outstanding liabilities and upon the consummation of the transaction, would have no liabilities and no assets, other than approximately $10,000 in cash. The sale of the shares was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

All purchasers represented in writing that they acquired the securities for their own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance , to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operations

The company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate suitable acquisition or merger candidates and consummate a business combination. The company may need additional cash advances from stockholders to pay for operating expenses until the company consummates a business combination. Although it is currently anticipated that the company can satisfy its cash requirements with additional cash advances, if needed, for at least the next twelve months, the company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

The operating expenses of approximately $26,000 for the period from January 1, 2006 to December 31, 2006 resulted primarily from audit and legal fees. The Company’s cash balance of $10,260 exceeded the company’s current liabilities of $438 by approximately $9,800. As noted, the company expects to meet its cash requirements for 2007 with additional cash advances from stockholders.

Item 7. Financial Statements.

R&R ACQUISITION IV, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheet as of December 31, 2006	F-3

Statement of Operations for the year ended December 31, 2006, for the period from February 14, 2005 (Date of Inception) to December 31, 2005 and for the cumulative period February 14, 2005 (Date of Inception) to December 31, 2006
F-4

Statement of Changes in Stockholders’ (Deficiency) Equity for the period from February 14, 2005 (Date of Inception) to December 31, 2006	F-5

Statement of Cash Flows for the year ended December 31, 2006, for the period from February 14, 2005 (Date of Inception) to December 31, 2005 and for the cumulative period February 14, 2005 (Date of Inception) to December 31, 2006
F-6

NOTES TO FINANCIAL STATEMENTS	F-7 to F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
R&R Acquisition IV, Inc.

We have audited the accompanying balance sheet of R&R Acquisition IV, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2006 and the related statements of operations, changes in stockholders’ (deficiency) equity and cash flows for the year ended December 31, 2006, for the period from February 14, 2005 (Date of Inception) to December 31, 2005 and for the cumulative period from February 14, 2005 (Date of Inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R&R Acquisition IV, Inc. (A Development Stage Company) as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, for the period from February 14, 2005 (Date of Inception) to December 31, 2005 and for the cumulative period from February 14, 2005 (Date of Inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York
March 13, 2007

R&R Acquisition IV, Inc.
(A Development Stage Company)
BALANCE SHEET
December 31, 2006

ASSETS

Current Assets
Cash (TOTAL ASSETS)	$10,260

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$438
TOTAL CURRENT LIABILITIES	438

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000 shares authorized, 12,500,000 issued and outstanding	1,250
Additional paid-in capital	65,431
Deficit accumulated during the development stage	(56,859)

TOTAL STOCKHOLDERS' EQUITY	9,822

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,260

The accompanying notes are an integral part of these financial statements.

R&R Acquisition IV, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		For the period from	For the period from
		February 14, 2005	February 14, 2005
	Year Ended	(Date of Inception)	(Date of Inception)
	December 31, 2006	to December 31, 2005	to December 31, 2006
Expenses
Professional fees	$23,500	$18,500	$42,000
Formation and other costs	2,625	12,484	15,109
Total Expenses	26,125	30,984	57,109

Interest income	250	-	250
NET LOSS	$(25,875)	$(30,984)	$(56,859)

Weighted average number of common shares	3,705,479	1,151,563
Net loss per share:
basic and diluted common share	$(0.01)	$(0.03)

The accompanying notes are an integral part of these financial statements.

R&R Acquisition IV, Inc
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
For the Period from February 14, 2005 (Date of Inception) to December 31, 2006

				Deficit
				Accumulated		Total
			Additional	During the	Common	Stockholders'
	Common Stock		Paid-in	Development	Stock	(Deficiency)
	Shares	Amount	Capital	Stage	Subscribed	Equity

Common stock issued	1,000,000	$100	$-	$-	$(100)	$-
(March 29, 2005 $0.0001 per share)

Proceeds from common stock subscribed
(October 24, 2005)	-	-	-	-	100	100

Capital contributed, October 24, 2005	-	-	24,800	-	-	24,800

Issuance of common stock for subscription	500,000	50	-	-	(50)	-
(October 31, 2005 $0.0001 per share)

Common stock issued
(October 31, 2005 $0.0001 per share)	1,000,000	100	-	-	-	100

Net loss	-	-	-	(30,984)	-	(30,984)

Balance at December 31, 2005	2,500,000	250	24,800	(30,984)	(50)	(5,984)

Proceed from common stock subscribed	-				50	50

Distribution to stockholders			(24,369)			(24,369)

Issuance of common stock under private placement (November 17, 2006 $0.0066 per share)	10,000,000	1,000	65,000	-	-	66,000

Net loss	-	-	-	(25,875)	-	(25,875)

Balance at December 31, 2006	12,500,000	$1,250	$65,431	$(56,859)	$-	$9,822

The accompanying notes are an integral part of these financial statements.

R&R Acquisition IV, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		For the period from	For the period from
		February 14, 2005	February 14, 2005
	Year Ended	(Date of Inception)	(Date of Inception)
	December 31, 2006	to December 31, 2005	to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,875)	$(30,984)	$(56,859)
Changes in operating assets and liabilities
(Decrease) increase in accrued expenses	(15,062)	15,500	438
NET CASH USED IN OPERATING ACTIVITIES	(40,937)	(15,484)	(56,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	66,000	200	66,200
Proceeds from stock subscription	50	-	50
Contributed capital	-	24,800	24,800
Proceeds from related party loan	26,131	15,500	41,631
Repayment of related party loan	(41,631)	-	(41,631)
Distribution to stockholders	(24,369)	-	(24,369)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,181	40,500	66,681

NET (DECREASE) INCREASE IN CASH	(14,756)	25,016	10,260

CASH AT BEGINNING OF PERIOD	25,016	-	-
CASH AT END OF PERIOD	$10,260	$25,016	$10,260

NON-CASH FINANCING ACTIVITIES:
Common stock subscribed	$-	$50	$-

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION IV, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

R&R AQUISITION IV, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of December 31, 2006, the Company had not yet commenced any operations.

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

On November 17, 2006, pursuant to a Common Stock Purchase Agreement entered into on November 17, 2006, the Company closed on a private placement transaction where it sold 10,000,000 shares of its common stock to MAP III, LLC, an Illinois limited liability company, in exchange for aggregate gross proceeds to the Company of $66,000. As a condition of the sale, the Company agreed that it would discharge all outstanding liabilities and upon the consummation of the transaction, would have no liabilities and no assets, other than approximately $10,000 in cash.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2006 the Company had no cash equivalents.

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

R&R ACQUISITION IV, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - Summary of Significant Accounting Policies - Continued

At December 31, 2005, the Company has a net operating loss carry forward of approximately $57,000 of which expires through 2026. Based on the fact that the Company has not generated revenues since inception, the deferred tax asset of approximately $22,000 has been offset by a full valuation allowance.

The difference between the statutory tax rate of 39% and the Company’s effective tax rate of 0% is due to the increase of the valuation allowance for the year ended December 31, 2006 and for the period from February 14, 2005 (Date of Inception) to December 31, 2005. The valuation allowance increased $9,900 during the year ended December 31, 2006.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The Company does not expect the adoption of the Interpretation to have a material impact on its financial statements.

Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The Company did not have common stock equivalents outstanding during the year ended December 31, 2006 and for the period from February 14, 2005 (Date of Inception) to December 31, 2005.

NOTE 3 - Loan Payable - Related Party

During the year ended December 31, 2006 and the period from February 14, 2005 (Date of Inception, to December 31, 2005, the Company received loans in the amount of $26,131 and $15,500, respectively from an affiliated company. The loans were non-interest bearing and payable on demand. Subsequent to the closing of the private placement (see note 1) the Company fully repaid the balance of $41,631 to the affiliated company. The loans were uncollateralized.

NOTE 4 - Common Stock

On November 17, 2006, the Company sold 10,000,000 shares of its common stock to an accredited investor pursuant to a Private Placement Offering for consideration of $66,000.

 NOTE 5 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2006, the Company has not issued or designated any preferred stock.

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

Office Space

The Company utilizes the office space and equipment of its officer and director at no cost on a month to month basis. Management estimates such amounts to be di minimus.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the company’s management, including the company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the company’s principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Person.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the company’s sole director and executive officers for the fiscal year ended December 31, 2006:

Name	Age	Position	Term
I. Steven Edelson	47	Co-Chairman, Chief Executive Officer and Director	November 17, 2006 thru present
Richard J. Poulton	41	Chief Financial Officer, Treasurer and Secretary	November 17, 2006 thru present
James E. Goodwin	62	Co-Chairman and Director	November 27, 2006 thru present

I. Steven Edelson, 47, has served as a co-chief executive officer and director of the company since October 4, 2006. Mr. Edelson has been a principal of Mercantile Capital Group and a managing director of the Chicago office since 1997. Mr. Edelson has been a principal of Mercantile Capital Markets, which manages MCG, from 1997 to the present. The firm's investment activities include private equity, direct investments in public companies, mezzanine investments in early stage companies, buyouts, project finance and bridge financings. Mr. Edelson has been involved in finance and real estate for more than 18 years. From July 1995 to present, Mr. Edelson has also served as managing director of International Facilities Group (IFG), a leading facilities development and management company. Mr. Edelson also serves on the board of directors of Services Acquisition Corp. International as vice chairman and vice president. He also served on the Business Council for the Woodrow Wilson Center and the Supervisory Committee of Urban America, and holds a number of board seats for private companies including Ligos Corporation, a software company focused on solutions for video compression, Itracs, an enterprise software company focused on network infrastructure management, and MoveOnIn, Inc., a relocation and lifestyle services company. In addition, Mr. Edelson currently serves as the chief executive officer and co-chairman of R&R Acquisition IV, Inc. and the chairman and director of MAP IV Acquisition, Inc., MAP V Acquisition, Inc., Map VI Acquisition, Inc. and MAP VII Acquisition, Inc.

James E. Goodwin, 62, serves as an independent business consultant to UAL Corporation (“UAL”). He has served as the former chairman and chief executive officer of UAL and United Airlines, Inc.. Mr. Goodwin retired from UAL in October 2001 after thirty-five years with the company. During his tenure with United, and prior to his role of chairman and chief executive officer of United, Mr. Goodwin held a number of senior positions within the company, including president and chief operating officer, senior vice president of North America, senior vise president of International, senior vice president of maintenance operations, senior vice president of services and senior vice president of marketing. Mr. Goodwin currently serves as a director with AAR Corporation, DBS Communications Inc., Labe Bank of Chicago, and Federal Signal Corporation. Mr. Goodwin holds a Bachelor degree in business from Salem College.

Richard J. Poulton, 41, serves as group chief financial officer to AAR Corporation and has over fifteen years experience working in or directly serving the commercial airline industry. From January 1994 through September 1999 and from August 2000 through March 2006, Mr. Poulton held positions of increasing responsibility within UAL Corp and United Airlines, including senior vice president business development with responsibility for corporate wide information technology and services and operational efficiency programs, senior vice president strategic sourcing with responsibility for worldwide purchasing negotiations and supplier relationships, chief financial officer of UAL Loyalty Services, a wholly owned subsidiary focused on customer marketing opportunities and distribution channel development, director of financial planning and director of financial accounting. Mr. Poulton's experience includes vice president of finance for online retailer Ourhouse.com. Mr. Poulton holds a B.S. in Accounting, with honors, from Marquette University and a Master degree from Northwestern University, Kellogg Graduate School of Management.

The term of office of each director expires at the company's annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the board of directors.

(b) Significant Employees. None.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of company during the past five years.

Compliance with Section 16(a) of the Exchange Act.

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

Based solely on the company’s review of the copies of the forms received by it during the period from January 1, 2006 to December 31, 2006 and written representations that no other reports were required, the company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics.

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and sole director serve in all the above capacities.

Nominating Committee.

We have not adopted any procedures by which security holders may recommend nominees to our board of directors.

Audit Committee and Audit Committee Financial Expert.

The board of directors acts as the audit committee. The company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the company believes that it has inadequate financial resources at this time to hire such an expert. The company intends to continue to search for a qualified individual for hire.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the company to its executive officers, except those whose total compensation is less than $100,000, for services rendered during the period from January 1, 2006 to December 31, 2006.

Name and Position	Year	Annual Compensation
I. Steven Edelson, Co-Chairman, Chief Executive Officer and Director	2006	None
James E. Goodwin, Co-Chairman and Director	2006	None
Richard J. Poulton, Chief Financial Officer, Treasurer and Secretary	2006	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors' expenses in attending board meetings.

Employment Agreements

The company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 13, 2007, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

MAP III LLC(1)	10,000,000	80%

I. Steven Edelson (2) 1372 Shermer Road Northbrook	0(3)	*

James E Goodwin (4) 29 Brandywind Road South Barrington, IL 60010	0(3)	*

Richard J. Poulton(5) 3646 Westfield Land Glenview, IL 60026	0	*

R&R Investments IV, LLC 1270 Avenue of Americas, 16th Floor New York, New York 10020	2,000,000	16%

All Directors and Officers as a Group (3 individuals)	0	*
_______________________________________
(1)	Each of Messrs. Edelson and Goodwin is holding 33.3% and is a current managing member of MAP III LLC.
(2)	Mr. Edelson is co- chairman, chief executive officer and director.
(3)	Does not include any shares held by MAP III LLC, of which each of Messrs. Edelson and Goodwin owns 33.3% and is a current managing member.
(4)	Mr. Goodwin is co-chairman and director.
(5)	Mr. Poulton is chief financial officer, treasurer and secretary.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

The company utilizes the office space and equipment of its co-chief executive officer at no cost. Management estimates such amounts to be immaterial.

On November 17, 2006, pursuant to a common stock purchase agreement, the company sold 10,000,000 shares of its common stock to MAP III LLC, for the aggregate gross proceeds to the company of $66,000. Each of Messrs. Edelson, the company’s co-chairman, chief executive officer and director and Goodwin, the company’s co-chairman and director, holds 33.3% of MAP III LLC and is a current managing member of MAP III LLC.

In 2005 and 2006, the company received two loans in the amount of $15,400 and $24,884, respectively, from an affiliated company. These loans were non-interest bearing, uncollateralized and payable on demand. The loans were fully repaid, subsequent to the common stock purchase agreement.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation.

*3.2	Amendment to Certificate of Incorporation.

*3.3	By-laws.

**10.1	Common Stock Purchase Agreement dated November 17, 2006 between MAP III LLC and the Company.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 19, 2006, and incorporated herein by reference.
**	Filed as exhibit to the company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006, and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

During the period from January 1, 2006 to December 31, 2006, we retained Marcum & Kliegman LLP to provide services as follows:

	2005	2006
Audit Fees (1)	$13,000	$19,500
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-

(1)	Comprised of the audit of our financial statements for the period from January 1, 2006 thru December 31, 2006.
(2)	Comprised of services rendered in connection with our capital raising efforts, registration statement and consultations regarding financial accounting and reporting.
(3)	Comprised of services for tax compliance, tax return preparation, tax advice and tax planning.
(4)	Fees related to other filings with the SEC, including consents.

Pre-Approval Policy

We do not maintain an audit committee. Our Board as a whole pre-approves all services provided by Marcum & Kliegman LLP and has concluded that such services are compatible with Marcum & Kliegman LLP’s independence as our auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION IV, INC.

Date: March 21, 2007	By:	/s/ I. Steven Edelson
I. Steven Edelson
Chief Executive Officer, Co-Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ I. Steven Edelson		March 21, 2007
I. Steven Edelson	Chief Executive Officer, Co-Chairman and Director

	Title	Date

/s/ Richard J. Poulton		March 21, 2007
Richard J. Poulton	Chief Financial Officer, Treasurer and Secretary

	Title	Date

/s/ James E. Goodwin		March 21, 2007
James E. Goodwin	Co-Chairman and Director