Form 10QSB
period 2007-03-31
R&R ACQUISITION IV, INC
filed 2007-05-14
CIK 1348158

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission File Number 000-51740

R&R Acquisition IV, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	83-0424485
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o I. Steven Edelson
1372 Shermer Road
Northbrook, IL	60062
(Address of principal executive offices)	(zip code)

Issuer’s telephone number, including area code: (847) 509-3711

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:
As of May 10, 2007, there were 12,500,000 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): YES ☐  NO ☒

R&R ACQUISITION IV, INC.
(A Development Stage Company)

- INDEX -

PART I - FINANCIAL INFORMATION

Page
ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheet as of March 31, 2007 (Unaudited)	3

Condensed Statements of Operations for the Three Months Ended March 31, 2007
and March 31, 2006, and for the period from February 14, 2005 (Date of Inception)
to March 31, 2007 (Unaudited)	4

Condensed Statements of Cash Flows for the Three Months Ended
March 31, 2007 and March 31, 2006, and for the period from February 14, 2005 (Date of Inception) to March 31, 2007 (Unaudited)	5

NOTES TO CONDENSED FINANCIAL STATEMENTS	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	7

ITEM 3. CONTROLS AND PROCEDURES	7

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	8
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	8
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	8
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS	8
ITEM 5. OTHER INFORMATION	8
ITEM 6. EXHIBITS	8

SIGNATURES	9

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R Acquisition IV, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash (TOTAL ASSETS)	$16,082

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Loan from Stockholder	21,000
Accounts payable and accrued expenses	438
TOTAL CURRENT LIABILITIES	21,438

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000
shares authorized, none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000
shares authorized, 12,500,000 issued and outstanding	1,250
Additional paid-in capital	65,431
Deficit accumulated during the development stage	(72,037)

TOTAL STOCKHOLDERS' DEFICIENCY	(5,356)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$16,082

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition IV, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		For the Period from February 14, 2005 (Date of Inception) to March 31,
	2007	2006	2007
Expenses
Professional fees	$14,500	$8,500	$56,500
Formation and other costs	678	1,531	15,787
Total Expenses	15,178	10,031	72,287
Other Income
Interest Income	-	-	250

NET LOSS	$(15,178)	$(10,031)	$(72,037)

Weighted average number of common shares Outstanding	12,500,000	2,500,000
Net loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition IV, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudied)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	For the period from February 14, 2005 (Date of Inception) to March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,178)	$(10,031)	$(72,037)
Changes in operating assets and liabilities
(Decrease) increase in accounts payable and accrued expenses	-	(7,000)	438
NET CASH USED IN OPERATING ACTIVITIES	(15,178)	(17,031)	(71,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	66,200
Proceeds from stock subscription	-	50	50

Contributed capital	-	-	24,800
Proceeds from stockholder loan	21,000	17,066	62,631
Repayment of stockholder loan	-	-	(41,631)
Distribution to Stockholder			(24,369)
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,000	17,116	87,681

NET INCREASE IN CASH	5,822	85	16,082

CASH AT BEGINNING OF PERIOD	10,260	25,016	-
CASH AT END OF PERIOD	$16,082	$25,101	$16,082

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition IV, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION IV, INC. (the "Company") was incorporated in Delaware on February 14, 2005 with the objective to acquire, or merge with, an operating business. As of March 31, 2007, the Company had not yet commenced any operations.

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

On November 17, 2006, pursuant to a Common Stock Purchase Agreement entered into on November 17, 2006, the Company closed on a private placement transaction where it sold 10,000,000 shares of its common stock to MAP III LLC, an Illinois limited liability company, in exchange for aggregate gross proceeds to the Company of $66,000. As a condition of the sale, the Company agreed that it would discharge all outstanding liabilities and upon the consummation of the transaction, would have no liabilities and no assets, other than approximately $10,000 in cash.

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of March 31, 2007 and for the periods ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 and 2006, are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Development Stage Company

The Company has not generated any revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Statement of Financial Accounting Standards Board No. 7, “Accounting and Reporting for Development Stage Enterprises.” The Company is subject to a number of risks similar to those of other companies in an early stage of development.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. During the three months ended March 31, 2007 and 2006, the Company had no cash equivalents.

NOTE 4 - Loan from Stockholder

On March 19, 2007 and March 26, 2007, the Company received $6,000 and $15,000, respectively, from one of its stockholders to be used for working capital. The loans are unsecured, non-interest bearing and are payable on demand.

NOTE 5 - New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Throughout this report on Form 10-QSB, the terms “we,” “us,” “our” and “the Company” refers to R&R Acquisition IV, Inc.

Introductory Comment - Forward-Looking Statements.

Certain statements contained in this quarterly report on Form 10-QSB include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the year ended December 31, 2006, and our other filings with the U.S. Securities and Exchange Commission (the “SEC”). These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Plan of Operation.

The Company has not realized any revenues from operations since inception on February 14, 2005, and its plan of operation for the next twelve months is to locate suitable acquisition or merger candidates and consummate a business combination. The Company may need additional cash advances from stockholders to pay for operating expenses until the Company consummates a business combination. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations.

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 14, 2005 (inception) to March 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 19, 2006, and incorporated herein by reference.

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with Securities and Exchange Commission on November 17, 2006, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION IV, INC.

Dated: May 14, 2007	By:	/s/ I. Steven Edelson
I. Steven Edelson
Chief Executive Officer, Co-Chairman and Director (Principal Executive Officer)