Form 10QSB
period 2007-09-30
R&R ACQUISITION IV, INC
filed 2007-11-14
CIK 1348158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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
(847) 509-3711

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒   NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:
As of November 12, 2007, there were 12,500,000 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

Transactional Small Business Disclosure Format (Check One): YES ☐   NO ☒

R&R ACQUISITION IV, INC.
(A Development Stage Company)

- INDEX -

Page
PART I - FINANCIAL INFORMATION	3

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS	3

Condensed Balance Sheet as of September 30, 2007	3

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 and for the period from February 14, 2005 (Date of Inception) to September 30, 2007	4

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 and for the period from February 14, 2005 (Date of Inception) to September 30, 2007	5

NOTES TO CONDENSED FINANCIAL STATEMENTS	6-7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	8

ITEM 3. CONTROLS AND PROCEDURES	8

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	9
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	9
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS	9
ITEM 5. OTHER INFORMATION	9
ITEM 6. EXHIBITS	9

SIGNATURES	10

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R Acquisition IV, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash (TOTAL ASSETS)	$5,878

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Loans from Stockholder	$21,000
Accounts payable and accrued expenses	438
TOTAL CURRENT LIABILITIES	21,438

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 75,000,000 shares authorized; 12,500,000 issued and outstanding	1,250
Additional paid-in capital	65,431
Deficit accumulated during the development stage	(82,241)

TOTAL STOCKHOLDERS' DEFICIENCY	(15,560)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$5,878

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition IV, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period from
	Three Months Ended		Nine Months Ended		February 14, 2005
	September 30		September 30		(Date of Inception) to
	2007	2006	2007	2006	September 30, 2007
Expenses
Professional fees	$4,000	$2,500	$22,975	$17,000	$64,975
Formation and other costs	111	(130)	2,407	2,416	17,516
Total Expenses	4,111	2,370	25,382	19,416	82,491
Other Income
Interest Income	-	-	-	-	(250)

NET LOSS	$(4,111)	$(2,370)	$(25,382)	$(19,416)	$(82,241)

Weighted average number of common shares Outstanding	12,500,000	2,500,000	12,500,000	2,500,000
Basic and Diluted net loss per common share:	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition IV, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudied)

			For the period from
	Nine Months	Nine Months	February 14, 2005
	Ended	Ended	(Date of Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,382)	$(19,416)	$(82,241)
Changes in operating assets and liabilities
(Decrease) increase in accounts payable and accrued expenses	-	(11,500)	438
NET CASH USED IN OPERATING ACTIVITIES	(25,382)	(30,916)	(81,803)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	66,250
Proceeds from stock subscription	-	50	-
Contributed capital	-	-	24,800
Proceeds from stockholder loans	21,000	26,130	62,631
Repayment of stockholder loans	-	-	(41,631)
Distribution to Stockholder			(24,369)
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,000	26,180	87,681

NET (DECREASE) INCREASE IN CASH	(4,382)	(4,736)	5,878

CASH AT BEGINNING OF PERIOD	10,260	25,016	-
CASH AT END OF PERIOD	$5,878	$20,280	$5,878

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition IV, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION IV, INC. (the “Company”) was incorporated in Delaware on February 14, 2005 with the objective to acquire, or merge with, an operating business. As of September 30, 2007, the Company had not yet commenced any operations.

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

Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of September 30, 2007 and for the periods ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 and 2006, are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 21, 2007.

NOTE 2 - Summary of Certain Significant Accounting Policies

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

NOTE 3 - Loans from Stockholder

On March 19, 2007 and March 26, 2007, the Company received $6,000 and $15,000, respectively, from one of its stockholders to be used for working capital. The loans are unsecured, non-interest bearing and are payable on demand.

NOTE 4 - New Accounting Standards

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

Results of Operations.

The Company has not conducted any active operations since its inception, except for its efforts to locate suitable acquisition candidates. No revenues have been generated by the Company for the period from February 14, 2005 (inception) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

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

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

R&R ACQUISITION IV, INC.

November 14, 2007	By:	/s/ I. Steven Edelson
I. Steven Edelson
Chief Executive Officer, Co-Chairman and Director
(Authorized Officer and Principal Executive Officer)